Form 10-K
period 2023-12-31
Benchmark 2023-B39 Mortgage Trust
filed 2024-03-28
CIK 1979859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity: 333-262701-04

Central Index Key Number of the issuing entity: 0001979859

Benchmark 2023-B39 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001258361

Citigroup Commercial Mortgage Securities Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-4258208 38-4258209 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

1. The Fashion Valley Mall mortgage loan, which represented approximately 9.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Fashion Valley Mall mortgage loan and each of the related companion loan(s) were serviced pursuant to the BBCMS 2023-C20 PSA (as defined in Item 15 below) prior to December 21, 2023.  The Fashion Valley Mall mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-B40 PSA (as defined in Item 15 below) on and after December 21, 2023.

2. The Pacific Design Center mortgage loan, which represented approximately 7.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Pacific Design Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-B38 PSA (as defined in Item 15 below).

3. The Scottsdale Fashion Square mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Scottsdale Fashion Square mortgage loan and each of the related companion loan(s) are serviced pursuant to the SCOTT 2023-SFS TSA (as defined in Item 15 below).

4. The One & Two Commerce Square mortgage loan, which represented approximately 4.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The One & Two Commerce Square mortgage loan and each of the related companion loan(s) were serviced pursuant to the BBCMS 2023-C20 PSA (as defined in Item 15 below) prior to December 21, 2023.  The One & Two Commerce Square mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2023-BNK46 PSA (as defined in Item 15 below) on and after August 10, 2023.

5. The Scottsdale Fashion Square mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Scottsdale Fashion Square mortgage loan and each of the related companion loan(s) are serviced pursuant to the SCOTT 2023-SFS TSA (as defined in Item 15 below).

6. The Miracle Mile mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Miracle Mile mortgage loan and each of the related companion loan(s) are serviced pursuant to the MIRA Trust 2023-MILE TSA (as defined in Item 15 below).

7. The Harborside 2-3 mortgage loan, which represented approximately 2.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Harborside 2-3 mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-V2 PSA (as defined in Item 15 below).

8. The Jaylor – Burger King Portfolio mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Hyatt Regency Indianapolis mortgage loan, which represented approximately 2.0% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Jaylor – Burger King Portfolio mortgage loan, the Hyatt Regency Indianapolis mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2023-C5 PSA (as defined in Item 15 below).

9. The One Campus Martius mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The One Campus Martius mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2022-B36 PSA (as defined in Item 15 below).

10.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced, (ii) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA, (iii) BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA, and (v) Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the  One & Two Commerce Square mortgage loan is serviced on and after August 10, 2023, are not included in this report on Form 10-K because each of Berkadia Commercial Mortgage LLC, 3650 REIT Loan Servicing LLC, BellOak, LLC, Rialto Capital Advisors, LLC and Wells Fargo Bank, National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.  This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the BBCMS 2023-C20 PSA, the Benchmark 2023-B38 PSA, the SCOTT 2023-SFS TSA, the MIRA Trust 2023-MILE TSA, the Benchmark 2023-V2 PSA, the BMO 2023-C5 PSA, the Benchmark 2022-B36 PSA, the Benchmark 2023-B40 PSA and the BANK 2023-BNK46 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

11.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Argentic Services Company LP, as special servicer for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA, (ii) Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced, (iii) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA, (v) Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the  One & Two Commerce Square mortgage loan is serviced on and after August 10, 2023, because each of Argentic Services Company LP, Berkadia Commercial Mortgage LLC, 3650 REIT Loan Servicing LLC, Rialto Capital Advisors, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the BBCMS 2023-C20 PSA, the Benchmark 2023-B38 PSA, the SCOTT 2023-SFS TSA, the MIRA Trust 2023-MILE TSA, the Benchmark 2023-V2 PSA, the BMO 2023-C5 PSA, the Benchmark 2022-B36 PSA, the Benchmark 2023-B40 PSA and the BANK 2023-BNK46 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
Item 1C.	None. Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for Benchmark 2023-B39 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on July 18, 2023 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of July 1, 2023, among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC, as a special servicer, Situs Holdings, LLC, solely with respect to the Back Bay Office Whole Loan, as a special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Computershare Trust Company, National Association, as trustee. (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of July 1, 2023 ("BBCMS 2023-C20 PSA"), among Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, KeyBank National Association, as Ashburn Data Center special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein). (See Explanatory Note 1 and Explanatory Note 4)

(4.3) Pooling and Servicing Agreement, dated as of April 1, 2023 (“Benchmark 2023-B38 PSA”), between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, Argentic Services Company LP, as Pacific Design Center special servicer, Computershare Trust Company, N.A., as trustee, certificate administrator, paying agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein). (See Explanatory Note 2).

(4.4) Trust and Servicing Agreement, dated as of March 17, 2023 ("SCOTT 2023-SFS TSA"), between GS Mortgage Securities Corporation II, as depositor, Berkadia Commercial Mortgage LLC, as servicer, KeyBank National Association, as special servicer, Computershare Trust Company, National Association, as certificate administrator and custodian, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein) (See Explanatory Note 5).

(4.5) Trust and Servicing Agreement, dated as of June 21, 2023 (“MIRA Trust 2023-MILE TSA”), between GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer, KeyBank National Association, as special servicer, Computershare Trust Company, National Association, as trustee, certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor.  (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated July 18, 2023, and filed on August 21, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein). (See Explanatory Note 6).

(4.6) Pooling and Servicing Agreement, dated as of December 1, 2021 ("Benchmark 2023-V2 PSA"), among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Computershare Trust Company, National Association, as trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein) (See Explanatory Note 7).

(4.7) Pooling and Servicing Agreement, dated as of June 1, 2023 (“BMO 2023-C5 PSA”), among BMO Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Computershare Trust Company, National Association, as trustee (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein) (See Explanatory Note 8).

(4.8) Pooling and Servicing Agreement is dated as of August 1, 2022 (“Benchmark 2022-B36 PSA”), between J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.8 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein) (See Explanatory Note 9).

(4.9) Pooling and Servicing Agreement, dated as of April 1, 2023 (“Benchmark 2023-B40 PSA”), between J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor (the “Benchmark 2023-B40 Depositor”), Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated December 21, 2023, and filed on December 28, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein). (See Explanatory Note 1).

(4.10) Pooling and Servicing Agreement, dated as of August 1, 2023 (“BANK 2023-BNK46 PSA”), among Wells Fargo Bank Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, LNR Partners, LLC, as general special servicer, National Cooperative Bank, N.A., as co-op master servicer and as co-op special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated August 10, 2023, and filed on August 16, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein). (See Explanatory Note 4)

31  Rule 13a-14(d)/15d-14(d) Certification.

33  Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note 10)

33.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2  K-Star Asset Management LLC, as special servicer

33.3  Situs Holdings, LLC, as special servicer

33.4  Park Bridge Lender Services LLC, as operating advisor

33.5  Computershare Trust Company, National Association, as certificate administrator and trustee

33.6  Computershare Trust Company, National Association, as custodian

33.7  KeyBank National Association, as master servicer under the BBCMS 2023-C20 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced prior to December 21, 2023 and the One & Two Commerce Square mortgage loan is serviced prior to August 10, 2023.

33.8  LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan (prior to December 21, 2023) and the One & Two Commerce Square mortgage loan (prior to August 10, 2023) under the BBCMS 2023-C20 PSA.

33.9  Park Bridge Lender Services LLC, as operating advisor for the Fashion Valley Mall mortgage loan (prior to December 21, 2023) and the One & Two Commerce Square mortgage (prior to August 10, 2023) mortgage loan under the BBCMS 2023-C20 PSA. (see Exhibit 33.4)

33.10  Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan (prior to December 21, 2023) and the One & Two Commerce Square mortgage (prior to August 10, 2023) under the BBCMS 2023-C20 PSA. (see Exhibit 33.5)

33.11  Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C20 PSA, pursuant to which the Fashion Valley Mall mortgage loan (prior to December 21, 2023) and the One & Two Commerce Square mortgage (prior to August 10, 2023)  are serviced. (see Exhibit 33.5)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-B38 PSA, pursuant to which the Pacific Design Center mortgage loan is serviced. (see Exhibit 33.1)

33.13  Argentic Services Company LP, as special servicer for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA.

33.14  Computershare Trust Company, National Association, as custodian for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA. (see Exhibit 33.5)

33.15  Park Bridge Lender Services LLC, as operating advisor for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA. (see Exhibit 33.4)

33.16  Computershare Trust Company, National Association, as trustee under the BMARK 2023-B38 PSA, pursuant to which the Pacific Design Center mortgage loan is serviced. (see Exhibit 33.5)

33.17  Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced. (omitted; see Explanatory Note 10)

33.18  KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 33.7)

33.19  Computershare Trust Company, National Association, as custodian for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 33.5)

33.20  Wilmington Trust, National Association, as trustee under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced.

33.21  Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 33.4)

33.22  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MIRA Trust 2023-MILE TSA, pursuant to which the Miracle Mile mortgage loan is serviced. (see Exhibit 33.1)

33.23  KeyBank National Association, as special servicer for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 33.7)

33.24  Computershare Trust Company, National Association, as custodian for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 33.5)

33.25  Computershare Trust Company, National Association, as trustee under the MIRA Trust 2023-MILE TSA, pursuant to which the Miracle Mile mortgage loan is serviced. (see Exhibit 33.5)

33.26  Park Bridge Lender Services LLC, as operating advisor for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 33.4)

33.27  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 33.1)

33.28  3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (omitted; see Explanatory Note 10)

33.29  BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (omitted; see Explanatory Note 10)

33.30  Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 33.5)

33.31  Computershare Trust Company, National Association, as trustee under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 33.5)

33.32  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan are serviced. (see Exhibit 33.1)

33.33  Rialto Capital Advisors, LLC, as special servicer for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (omitted; see Explanatory Note 10)

33.34  Park Bridge Lender Services LLC, as operating advisor for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.4)

33.35  Computershare Trust Company, National Association, as custodian for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.5)

33.36  Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan are serviced. (see Exhibit 33.5)

33.37  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2022-B36 PSA, pursuant to which the One Campus Martius mortgage loan is serviced. (see Exhibit 33.1)

33.38  K-Star Asset Management LLC, as special servicer for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 33.2)

33.39  Computershare Trust Company, National Association, as custodian for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 33.5)

33.40  Computershare Trust Company, National Association, as trustee under the Benchmark 2022-B36 PSA, pursuant to which the One Campus Martius mortgage loan is serviced. (see Exhibit 33.5)

33.41  Park Bridge Lender Services LLC, as operating advisor for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 33.4)

33.42  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced on and after December 21, 2023 (see Exhibit 33.1).

33.43  LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA on and after December 21, 2023 (see Exhibit 33.8)

33.44  Pentalpha Surveillance LLC, as operating advisor for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA on and after December 21, 2023.

33.45  Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA on and after December 21, 2023. (see Exhibit 33.5)

33.46  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced on and after December 21, 2023. (see Exhibit 33.5)

33.47  Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the  One & Two Commerce Square mortgage loan is serviced on and after August 10, 2023. (omitted; see Explanatory Note 10)

33.48  LNR Partners, LLC, as special servicer for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA on and after August 10, 2023 (see Exhibit 33.8).

33.49  Park Bridge Lender Services LLC, as operating advisor for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA on and after August 10, 2023. (see Exhibit 33.4)

33.50  Computershare Trust Company, National Association, as custodian for the One & Two Commerce Square mortgage under the BANK 2023-BNK46 PSA on and after August 10, 2023. (see Exhibit 33.5)

33.51  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce Square mortgage is serviced on and after August 10, 2023. (see Exhibit 33.20)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note 10)

34.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2  K-Star Asset Management LLC, as special servicer

34.3  Situs Holdings, LLC, as special servicer

34.4  Park Bridge Lender Services LLC, as operating advisor

34.5  Computershare Trust Company, National Association, as certificate administrator and trustee

34.6  Computershare Trust Company, National Association, as custodian

34.7  KeyBank National Association, as master servicer under the BBCMS 2023-C20 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced prior to December 21, 2023 and the One & Two Commerce Square mortgage loan is serviced prior to August 10, 2023.

34.8  LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan (prior to December 21, 2023) and the One & Two Commerce Square mortgage loan (prior to August 10, 2023) under the BBCMS 2023-C20 PSA.

34.9  Park Bridge Lender Services LLC, as operating advisor for the Fashion Valley Mall mortgage loan (prior to December 21, 2023) and the One & Two Commerce Square mortgage (prior to August 10, 2023) mortgage loan under the BBCMS 2023-C20 PSA. (see Exhibit 34.4)

34.10  Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan (prior to December 21, 2023) and the One & Two Commerce Square mortgage (prior to August 10, 2023) under the BBCMS 2023-C20 PSA. (see Exhibit 34.5)

34.11  Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C20 PSA, pursuant to which the Fashion Valley Mall mortgage loan (prior to December 21, 2023) and the One & Two Commerce Square mortgage (prior to August 10, 2023)  are serviced. (see Exhibit 34.5)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-B38 PSA, pursuant to which the Pacific Design Center mortgage loan is serviced. (see Exhibit 34.1)

34.13  Argentic Services Company LP, as special servicer for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA.

34.14  Computershare Trust Company, National Association, as custodian for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA. (see Exhibit 34.5)

34.15  Park Bridge Lender Services LLC, as operating advisor for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA. (see Exhibit 34.4)

34.16  Computershare Trust Company, National Association, as trustee under the BMARK 2023-B38 PSA, pursuant to which the Pacific Design Center mortgage loan is serviced. (see Exhibit 34.5)

34.17  Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced. (omitted; see Explanatory Note 10)

34.18  KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 34.7)

34.19  Computershare Trust Company, National Association, as custodian for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 34.5)

34.20  Wilmington Trust, National Association, as trustee under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced.

34.21  Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 34.4)

34.22  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MIRA Trust 2023-MILE TSA, pursuant to which the Miracle Mile mortgage loan is serviced. (see Exhibit 34.1)

34.23  KeyBank National Association, as special servicer for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 34.7)

34.24  Computershare Trust Company, National Association, as custodian for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 34.5)

34.25  Computershare Trust Company, National Association, as trustee under the MIRA Trust 2023-MILE TSA, pursuant to which the Miracle Mile mortgage loan is serviced. (see Exhibit 34.5)

34.26  Park Bridge Lender Services LLC, as operating advisor for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 34.4)

34.27  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 34.1)

34.28  3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (omitted; see Explanatory Note 10)

34.29  BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (omitted; see Explanatory Note 10)

34.30  Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 34.5)

34.31  Computershare Trust Company, National Association, as trustee under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 34.5)

34.32  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan are serviced. (see Exhibit 34.1)

34.33  Rialto Capital Advisors, LLC, as special servicer for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (omitted; see Explanatory Note 10)

34.34  Park Bridge Lender Services LLC, as operating advisor for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.4)

34.35  Computershare Trust Company, National Association, as custodian for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.5)

34.36  Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan are serviced. (see Exhibit 34.5)

34.37  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2022-B36 PSA, pursuant to which the One Campus Martius mortgage loan is serviced. (see Exhibit 34.1)

34.38  K-Star Asset Management LLC, as special servicer for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 34.2)

34.39  Computershare Trust Company, National Association, as custodian for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 34.5)

34.40  Computershare Trust Company, National Association, as trustee under the Benchmark 2022-B36 PSA, pursuant to which the One Campus Martius mortgage loan is serviced. (see Exhibit 34.5)

34.41  Park Bridge Lender Services LLC, as operating advisor for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 34.4)

34.42  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced on and after December 21, 2023 (see Exhibit 34.1).

34.43  LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA on and after December 21, 2023 (see Exhibit 34.8)

34.44  Pentalpha Surveillance LLC, as operating advisor for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA on and after December 21, 2023.

34.45  Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA on and after December 21, 2023. (see Exhibit 34.5)

34.46  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced on and after December 21, 2023. (see Exhibit 34.5)

34.47  Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the  One & Two Commerce Square mortgage loan is serviced on and after August 10, 2023. (omitted; see Explanatory Note 10)

34.48  LNR Partners, LLC, as special servicer for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA on and after August 10, 2023 (see Exhibit 34.8).

34.49  Park Bridge Lender Services LLC, as operating advisor for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA on and after August 10, 2023. (see Exhibit 34.4)

34.50  Computershare Trust Company, National Association, as custodian for the One & Two Commerce Square mortgage under the BANK 2023-BNK46 PSA on and after August 10, 2023. (see Exhibit 34.5)

34.51  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce Square mortgage is serviced on and after August 10, 2023. (see Exhibit 34.20)

35 Servicer compliance statement. (see Explanatory Note 11)

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  K-Star Asset management LLC, as special servicer

35.3  Computershare Trust Company, National Association, as certificate administrator

35.4   KeyBank National Association, as master servicer under the BBCMS 2023-C20 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced prior to December 21, 2023 and the One & Two Commerce Square mortgage loan is serviced prior to August 10, 2023.

35.5  LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan (prior to December 21, 2023) and the One & Two Commerce Square mortgage loan (prior to August 10, 2023) under the BBCMS 2023-C20 PSA.

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the under BMARK 2023-B38 PSA, pursuant to which the Pacific Design Center mortgage loan is serviced. (see Exhibit 35.1)

35.7 KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA (see Exhibit 35.4)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MIRA Trust 2023-MILE TSA, pursuant to which the Miracle Mile mortgage loan is serviced. (see Exhibit 35.1)

35.9  KeyBank National Association, as special servicer for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA (see Exhibit 35.4)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 35.1)

35.11  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Jaylor – Burger King Portfolio and Hyatt Regency Indianapolis are serviced. (see Exhibit 35.1)

35.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2022-B36 PSA, pursuant to which the One Campus Martius mortgage loan is serviced. (see Exhibit 35.1)

35.13  K-Star Asset Management LLC, as special servicer for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 35.2)

35.14  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced on and after December 21, 2023 (see Exhibit 35.1).

35.15  LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA on and after December 21, 2023 (see Exhibit 35.5)

35.16  LNR Partners, LLC, as special servicer for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA on and after August 10, 2023 (see Exhibit 35.5)

(99.1) Mortgage Loan Purchase Agreement, dated as of July 1, 2023, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of July 1, 2023, between JPMorgan Chase Bank, National Association and Citigroup Commercial Mortgage Securities Inc., pursuant to which JPMorgan Chase Bank, National Association sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of July 1, 2023, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of July 1, 2023, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein).

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson

Richard Simpson, President

(senior officer in charge of securitization of the depositor)

Date: March 28, 2024