Form 10-K
period 2024-12-31
Benchmark 2023-B39 Mortgage Trust
filed 2025-03-31
CIK 1979859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

  Not applicable.

EXPLANATORY NOTES

1. The Fashion Valley Mall mortgage loan, which represented approximately 9.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Fashion Valley Mall mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-B40 PSA (as defined in Item 15 below).

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

4. The One & Two Commerce Square mortgage loan, which represented approximately 4.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The One & Two Commerce Square mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2023-BNK46 PSA (as defined in Item 15 below).

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

10.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced, (ii) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA, (iii) BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA, and (v) Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the  One & Two Commerce Square mortgage loan is serviced on and after August 10, 2023, are not included in this report on Form 10-K because each of Berkadia Commercial Mortgage LLC, 3650 REIT Loan Servicing LLC, BellOak, LLC, Rialto Capital Advisors, LLC and Wells Fargo Bank, National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.  This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the Benchmark 2023-B38 PSA, the SCOTT 2023-SFS TSA, the MIRA Trust 2023-MILE TSA, the Benchmark 2023-V2 PSA, the BMO 2023-C5 PSA, the Benchmark 2022-B36 PSA, the Benchmark 2023-B40 PSA and the BANK 2023-BNK46 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

11.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Situs Holdings, LLC, as special servicer solely with respect to the Back Bay Office whole loan, (ii) Argentic Services Company LP, as special servicer for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA, (iii) Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced, (iv) KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA, (v) KeyBank National Association, as special servicer for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA, (vi) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA, (vii) Rialto Capital Advisors, LLC, as special servicer for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA and (viii) Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the  One & Two Commerce Square mortgage loan is serviced on and after August 10, 2023, because each of Situs Holdings, LLC, Argentic Services Company LP, Berkadia Commercial Mortgage LLC, KeyBank National Association, 3650 REIT Loan Servicing LLC, Rialto Capital Advisors, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the Benchmark 2023-B38 PSA, the SCOTT 2023-SFS TSA, the MIRA Trust 2023-MILE TSA, the Benchmark 2023-V2 PSA, the BMO 2023-C5 PSA, the Benchmark 2022-B36 PSA, the Benchmark 2023-B40 PSA and the BANK 2023-BNK46 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(4.2) Pooling and Servicing Agreement, dated as of April 1, 2023 (“Benchmark 2023-B38 PSA”), between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, Argentic Services Company LP, as Pacific Design Center special servicer, Computershare Trust Company, N.A., as trustee, certificate administrator, paying agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein). (See Explanatory Note 2).

(4.3) Trust and Servicing Agreement, dated as of March 17, 2023 ("SCOTT 2023-SFS TSA"), between GS Mortgage Securities Corporation II, as depositor, Berkadia Commercial Mortgage LLC, as servicer, KeyBank National Association, as special servicer, Computershare Trust Company, National Association, as certificate administrator and custodian, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein) (See Explanatory Note 5).

(4.4) Trust and Servicing Agreement, dated as of June 21, 2023 (“MIRA Trust 2023-MILE TSA”), between GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer, KeyBank National Association, as special servicer, Computershare Trust Company, National Association, as trustee, certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor.  (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated July 18, 2023, and filed on August 21, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein). (See Explanatory Note 6).

(4.5) Pooling and Servicing Agreement, dated as of December 1, 2021 ("Benchmark 2023-V2 PSA"), among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Computershare Trust Company, National Association, as trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein) (See Explanatory Note 7).

(4.6) Pooling and Servicing Agreement, dated as of June 1, 2023 (“BMO 2023-C5 PSA”), among BMO Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Computershare Trust Company, National Association, as trustee (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein) (See Explanatory Note 8).

(4.7) Pooling and Servicing Agreement is dated as of August 1, 2022 (“Benchmark 2022-B36 PSA”), between J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.8 to the registrant's Current Report on Form 8-K dated July 18, 2023, and filed on July 18, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein) (See Explanatory Note 9).

(4.8) Pooling and Servicing Agreement, dated as of April 1, 2023 (“Benchmark 2023-B40 PSA”), between J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor (the “Benchmark 2023-B40 Depositor”), Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated December 21, 2023, and filed on December 28, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein). (See Explanatory Note 1).

(4.9) Pooling and Servicing Agreement, dated as of August 1, 2023 (“BANK 2023-BNK46 PSA”), among Wells Fargo Bank Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, LNR Partners, LLC, as general special servicer, National Cooperative Bank, N.A., as co-op master servicer and as co-op special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated August 10, 2023, and filed on August 16, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein). (See Explanatory Note 4)

31  Rule 13a-14(d)/15d-14(d) Certification.

33  Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note 10)

33.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2  K-Star Asset Management LLC, as special servicer

33.3  Situs Holdings, LLC, as special servicer solely with respect to the Back Bay Office whole loan

33.4  Park Bridge Lender Services LLC, as operating advisor

33.5  Computershare Trust Company, National Association, as certificate administrator and trustee

33.6  Computershare Trust Company, National Association, as custodian

33.7  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-B38 PSA, pursuant to which the Pacific Design Center mortgage loan is serviced. (see Exhibit 33.1)

33.8  Argentic Services Company LP, as special servicer for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA.

33.9  Computershare Trust Company, National Association, as custodian for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA. (see Exhibit 33.5)

33.10  Park Bridge Lender Services LLC, as operating advisor for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA. (see Exhibit 33.4)

33.11  Computershare Trust Company, National Association, as trustee under the BMARK 2023-B38 PSA, pursuant to which the Pacific Design Center mortgage loan is serviced. (see Exhibit 33.5)

33.12  Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced. (omitted; see Explanatory Note 10)

33.13  KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA.

33.14  Computershare Trust Company, National Association, as custodian for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 33.5)

33.15  Wilmington Trust, National Association, as trustee under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced.

33.16  Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 33.4)

33.17  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MIRA Trust 2023-MILE TSA, pursuant to which the Miracle Mile mortgage loan is serviced. (see Exhibit 33.1)

33.18  KeyBank National Association, as special servicer for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 33.13)

33.19  Computershare Trust Company, National Association, as custodian for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 33.5)

33.20  Computershare Trust Company, National Association, as trustee under the MIRA Trust 2023-MILE TSA, pursuant to which the Miracle Mile mortgage loan is serviced. (see Exhibit 33.5)

33.21  Park Bridge Lender Services LLC, as operating advisor for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 33.4)

33.22  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 33.1)

33.23  3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (omitted; see Explanatory Note 10)

33.24  BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (omitted; see Explanatory Note 10)

33.25  Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 33.5)

33.26  Computershare Trust Company, National Association, as trustee under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 33.5)

33.27  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan are serviced. (see Exhibit 33.1)

33.28  Rialto Capital Advisors, LLC, as special servicer for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (omitted; see Explanatory Note 10)

33.29  Park Bridge Lender Services LLC, as operating advisor for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.4)

33.30  Computershare Trust Company, National Association, as custodian for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.5)

33.31  Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan are serviced. (see Exhibit 33.5)

33.32  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2022-B36 PSA, pursuant to which the One Campus Martius mortgage loan is serviced. (see Exhibit 33.1)

33.33  K-Star Asset Management LLC, as special servicer for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 33.2)

33.34  Computershare Trust Company, National Association, as custodian for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 33.5)

33.35  Computershare Trust Company, National Association, as trustee under the Benchmark 2022-B36 PSA, pursuant to which the One Campus Martius mortgage loan is serviced. (see Exhibit 33.5)

33.36  Park Bridge Lender Services LLC, as operating advisor for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 33.4)

33.37  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced. (see Exhibit 33.1).

33.38  LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA.

33.39  Pentalpha Surveillance LLC, as operating advisor for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA.

33.40  Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.5)

33.41  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced. (see Exhibit 33.5)

33.42  Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the  One & Two Commerce Square mortgage loan is serviced. (omitted; see Explanatory Note 10)

33.43  LNR Partners, LLC, as special servicer for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 33.38)

33.44  Park Bridge Lender Services LLC, as operating advisor for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 33.4)

33.45  Computershare Trust Company, National Association, as custodian for the One & Two Commerce Square mortgage under the BANK 2023-BNK46 PSA. (see Exhibit 33.5)

33.46  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce Square mortgage is serviced. (see Exhibit 33.15)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note 10)

34.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2  K-Star Asset Management LLC, as special servicer

34.3  Situs Holdings, LLC, as special servicer solely with respect to the Back Bay Office whole loan

34.4  Park Bridge Lender Services LLC, as operating advisor

34.5  Computershare Trust Company, National Association, as certificate administrator and trustee

34.6  Computershare Trust Company, National Association, as custodian

34.7  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-B38 PSA, pursuant to which the Pacific Design Center mortgage loan is serviced. (see Exhibit 34.1)

34.8  Argentic Services Company LP, as special servicer for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA.

34.9  Computershare Trust Company, National Association, as custodian for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA. (see Exhibit 34.5)

34.10  Park Bridge Lender Services LLC, as operating advisor for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA. (see Exhibit 34.4)

34.11  Computershare Trust Company, National Association, as trustee under the BMARK 2023-B38 PSA, pursuant to which the Pacific Design Center mortgage loan is serviced. (see Exhibit 34.5)

34.12  Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced. (omitted; see Explanatory Note 10)

34.13  KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA.

34.14  Computershare Trust Company, National Association, as custodian for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 34.5)

34.15  Wilmington Trust, National Association, as trustee under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced.

34.16  Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 34.4)

34.17  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MIRA Trust 2023-MILE TSA, pursuant to which the Miracle Mile mortgage loan is serviced. (see Exhibit 34.1)

34.18  KeyBank National Association, as special servicer for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 34.13)

34.19  Computershare Trust Company, National Association, as custodian for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 34.5)

34.20  Computershare Trust Company, National Association, as trustee under the MIRA Trust 2023-MILE TSA, pursuant to which the Miracle Mile mortgage loan is serviced. (see Exhibit 34.5)

34.21  Park Bridge Lender Services LLC, as operating advisor for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA. (see Exhibit 34.4)

34.22  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 34.1)

34.23  3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (omitted; see Explanatory Note 10)

34.24  BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (omitted; see Explanatory Note 10)

34.25  Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 34.5)

34.26  Computershare Trust Company, National Association, as trustee under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 34.5)

34.27  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan are serviced. (see Exhibit 34.1)

34.28  Rialto Capital Advisors, LLC, as special servicer for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (omitted; see Explanatory Note 10)

34.29  Park Bridge Lender Services LLC, as operating advisor for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.4)

34.30  Computershare Trust Company, National Association, as custodian for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.5)

34.31  Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan are serviced. (see Exhibit 34.5)

34.32  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2022-B36 PSA, pursuant to which the One Campus Martius mortgage loan is serviced. (see Exhibit 34.1)

34.33  K-Star Asset Management LLC, as special servicer for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 34.2)

34.34  Computershare Trust Company, National Association, as custodian for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 34.5)

34.35  Computershare Trust Company, National Association, as trustee under the Benchmark 2022-B36 PSA, pursuant to which the One Campus Martius mortgage loan is serviced. (see Exhibit 34.5)

34.36  Park Bridge Lender Services LLC, as operating advisor for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 34.4)

34.37  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced. (see Exhibit 34.1).

34.38  LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA.

34.39  Pentalpha Surveillance LLC, as operating advisor for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA.

34.40  Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.5)

34.41  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced. (see Exhibit 34.5)

34.42  Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the  One & Two Commerce Square mortgage loan is serviced. (omitted; see Explanatory Note 10)

34.43  LNR Partners, LLC, as special servicer for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 34.38)

34.44  Park Bridge Lender Services LLC, as operating advisor for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 34.4)

34.45  Computershare Trust Company, National Association, as custodian for the One & Two Commerce Square mortgage under the BANK 2023-BNK46 PSA. (see Exhibit 34.5)

34.46  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce Square mortgage is serviced. (see Exhibit 34.15)

35 Servicer compliance statement. (see Explanatory Note 11)

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  K-Star Asset management LLC, as special servicer

35.3  Computershare Trust Company, National Association, as certificate administrator

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the under BMARK 2023-B38 PSA, pursuant to which the Pacific Design Center mortgage loan is serviced. (see Exhibit 35.1)

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MIRA Trust 2023-MILE TSA, pursuant to which the Miracle Mile mortgage loan is serviced. (see Exhibit 35.1)

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 35.1)

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Jaylor – Burger King Portfolio and Hyatt Regency Indianapolis are serviced. (see Exhibit 35.1)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2022-B36 PSA, pursuant to which the One Campus Martius mortgage loan is serviced. (see Exhibit 35.1)

35.9  K-Star Asset Management LLC, as special servicer for the One Campus Martius mortgage loan under the Benchmark 2022-B36 PSA. (see Exhibit 35.2)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced. (see Exhibit 35.1)

35.11  LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA.

35.12  LNR Partners, LLC, as special servicer for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 35.11)

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

Date: March 28, 2025