Form 10-K
period 2025-12-31
Benchmark 2023-B39 Mortgage Trust
filed 2026-03-31
CIK 1979859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

4. The One & Two Commerce Square mortgage loan, which represented approximately 4.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The One & Two Commerce Square mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2023-BNK46 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BANK 2024-BNK47 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-262701-04.

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

10. Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced, (ii) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA, (iii) BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA, (iv) Rialto Capital Advisors, LLC, as special servicer for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA, (v) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the  One & Two Commerce Square mortgage loan is serviced and (vi) Trimont LLC, as master servicer on and after March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the  One & Two Commerce Square mortgage loan is serviced, are not included in this report on Form 10-K because each of Berkadia Commercial Mortgage LLC, 3650 REIT Loan Servicing LLC, BellOak, LLC, Rialto Capital Advisors, LLC, Wells Fargo Bank, National Association and Trimont LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.  This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the Benchmark 2023-B38 PSA, the SCOTT 2023-SFS TSA, the MIRA Trust 2023-MILE TSA, the Benchmark 2023-V2 PSA, the BMO 2023-C5 PSA, the Benchmark 2022-B36 PSA, the Benchmark 2023-B40 PSA and the BANK 2023-BNK46 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

11. This annual report on Form 10-K does not include the servicer compliance statements of (i) Situs Holdings, LLC, as special servicer solely with respect to the Back Bay Office whole loan, (ii) Argentic Services Company LP, as special servicer for the Pacific Design Center mortgage loan under the BMARK 2023-B38 PSA, (iii) Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced, (iv) KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA, (v) KeyBank National Association, as special servicer for the Miracle Mile mortgage loan under the MIRA Trust 2023-MILE TSA, (vi) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA, (vii) Rialto Capital Advisors, LLC, as special servicer for the Jaylor-Burger King Portfolio mortgage loan and Hyatt Regency Indianapolis mortgage loan under the BMO 2023-C5 PSA, (viii) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce Square mortgage loan is serviced and (ix) Trimont LLC, as master servicer on and after March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the  One & Two Commerce Square mortgage loan is serviced, because each of Situs Holdings, LLC, Argentic Services Company LP, Berkadia Commercial Mortgage LLC, KeyBank National Association, 3650 REIT Loan Servicing LLC, Rialto Capital Advisors, LLC, Wells Fargo Bank, National Association and Trimont LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Computershare Trust Company, National Association as certificate administrator under the Benchmark 2023-B38 PSA, the SCOTT 2023-SFS TSA, the MIRA Trust 2023-MILE TSA, the Benchmark 2023-V2 PSA, the BMO 2023-C5 PSA, the Benchmark 2022-B36 PSA, the Benchmark 2023-B40 PSA and the BANK 2023-BNK46 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(4.9) Pooling and Servicing Agreement, dated as of August 1, 2023 (“BANK 2023-BNK46 PSA”), among Wells Fargo Bank Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as general master servicer, LNR Partners, LLC, as general special servicer, National Cooperative Bank, N.A., as co-op master servicer and as co-op special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated August 10, 2023, and filed on August 16, 2023 under Commission File No. 333-262701-04, and is incorporated by reference herein). (See Explanatory Note 4).

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

33.38  LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA.

33.39  Pentalpha Surveillance LLC, as operating advisor for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA.

33.40  Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.5)

33.41  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced. (see Exhibit 33.5)

33.42  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce Square mortgage loan is serviced. (omitted; see Explanatory Note 10)

33.43  Trimont LLC, as master servicer on and after March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce Square mortgage loan is serviced. (omitted; see Explanatory Note 10)

33.44  LNR Partners, LLC, as special servicer for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 33.38)

33.45  Park Bridge Lender Services LLC, as operating advisor for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 33.4)

33.46  Computershare Trust Company, National Association, as custodian for the One & Two Commerce Square mortgage under the BANK 2023-BNK46 PSA. (see Exhibit 33.5)

33.47  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce Square mortgage is serviced. (see Exhibit 33.15)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note 10)

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

34.38  LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA.

34.39  Pentalpha Surveillance LLC, as operating advisor for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA.

34.40  Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.5)

34.41  Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan is serviced. (see Exhibit 34.5)

34.42  Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce Square mortgage loan is serviced. (omitted; see Explanatory Note 10)

34.43  Trimont LLC, as master servicer on and after March 1, 2025 under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce Square mortgage loan is serviced. (omitted; see Explanatory Note 10)

34.44  LNR Partners, LLC, as special servicer for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 34.38)

34.45  Park Bridge Lender Services LLC, as operating advisor for the One & Two Commerce Square mortgage loan under the BANK 2023-BNK46 PSA. (see Exhibit 34.4)

34.46  Computershare Trust Company, National Association, as custodian for the One & Two Commerce Square mortgage under the BANK 2023-BNK46 PSA. (see Exhibit 34.5)

34.47  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the One & Two Commerce Square mortgage is serviced. (see Exhibit 34.15)

35 Servicer compliance statement. (see Explanatory Note 11)

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

Date: March 30, 2026